Form 10-Q
period 1996-09-30
MT ACQUISITION CORP
filed 1996-11-18
CIK 822226

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM              TO
        ------------    ----------------

Commission File Number 333-09621

                       Mettler-Toledo, Inc.
     -------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Delaware                                   34-1538688
  -------------------------               ------------------------
(State or other jurisdiction       (IRS Employer Identification No.)
of incorporation or organization)


      Im Langacher, P.O. Box MT-100
      CH 8608 Greifensee, Switzerland
      -------------------------------                ---------------
  (Address of principal executive offices)             (Zip Code)


                        41-1-944-22-11
         -------------------------------------------
       (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days.  Yes                    No    X
                              ------               -------

  The Registrant has 1,000 shares of Common Stock outstanding as of September 30, 1996.


                       METTLER-TOLEDO, INC.

              INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                        Page No.
                                                         ---------

Part I.  FINANCIAL INFORMATION                               3
Item 1.  Financial Statements                                3
-----------------------------
MT ACQUISITION CORP.

Balance Sheet as of September 30, 1996                       3

Notes to the Balance Sheet as of September 30, 1996          4

METTLER-TOLEDO GROUP

Unaudited Interim Combined Financial Statements:
  Interim Combined Statements of Net Assets as of
     December 31, 1995 and September 30, 1996                5

  Interim Combined Statements of Operations for the
     nine months ended September 30, 1995 and 1996           7

  Interim Combined Statements of Operations for the
     three months ended September 30, 1995 and 1996          8

 Interim Combined Statements of Changes in Net Assets
     for the nine months ended September 30, 1995 and 1996   9

 Interim Combined Statements of Cash Flows for the
     nine months ended September 30, 1995 and 1996           10

 Notes to the Interim Combined Financial Statements          12

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     14
     -----------------------------------

Part II.  OTHER INFORMATION                                  17
Item 5.  Other Information                                   17
--------------------------

 Unaudited Pro Forma Financial Information for the
    nine months ended September 30, 1995 and 1996            17

Item 6.  Exhibits and Reports on Form 8-K                    18
-----------------------------------------
Signature                                                    19

Exhibit Index                                                20



                  Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                       MT ACQUISITION CORP.

                           BALANCE SHEET
                        September 30, 1996

                              Assets
        Cash.....................................     $1,000
                                                   ---------
        Total assets.............................     $1,000
                                                   =========

                       Stockholder's Equity
Common Stock, $1.00 par value;
1,000 shares authorized, issued and outstanding       $1,000
                                                   ---------
Total stockholder's equity                            $1,000
                                                   =========



            See accompanying notes to the Balance Sheet


                       MT ACQUISITION CORP.

                    NOTES TO THE BALANCE SHEET
                        September 30, 1996



Basis of Presentation

The accompanying interim financial statement has been prepared in accordance with United States generally accepted accounting principles on a basis which reflects the interim financial statement of MT Acquisition Corp., which was incorporated under the laws of the State of Delaware on July 16, 1996 for the purpose of effecting the acquisition of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba").

Between July 16, 1996 and September 30, 1996, MT Acquisition Corp. did not conduct any operations.

Acquisition

On April 2, 1996, MT Investors Inc. entered into a Stock Purchase Agreement, as amended, to acquire the business of the Mettler-Toledo Group from Ciba and its wholly owned subsidiary, AG fur Prazisionsinstrumente. The acquisition of the Mettler-Toledo Group was consummated on October 15, 1996 through the purchase of all of the outstanding capital stock of Mettler-Toledo, Inc. and Mettler-Toledo Holding AG, which, together with their respective subsidiaries, constituted the entire Mettler-Toledo Group.

Management Representation

The accompanying unaudited interim financial statement has been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflects all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial statement.

Subsequent Event

On October 15, 1996, MT Acquisition Corp. was merged with Mettler-Toledo, Inc., with Mettler-Toledo, Inc. being the surviving corporation.


                       METTLER-TOLEDO GROUP

             INTERIM COMBINED STATEMENTS OF NET ASSETS
             December 31, 1995 and September 30, 1996
                          (In thousands)


                                          December 31,   September 30,
                                               1995            1996
                                                           (unaudited)
-----------------------------------------------------------------------

ASSETS

Current assets

Cash and cash equivalents             $         41,402        33,078
Due from Ciba-Geigy and affiliates              33,072        34,145
Trade accounts receivable, net                 159,218       139,959
Inventories                                    110,986       109,492
Deferred taxes                                   6,180         6,847
Other current assets                            21,469        55,195
-----------------------------------------------------------------------
Total current assets                           372,327       378,716
-----------------------------------------------------------------------

Property, plant and equipment, net             241,018       224,741
Goodwill, net                                   84,425        84,268
Long-term deferred taxes                        14,312        15,856
Other assets                                    12,012        21,524
-----------------------------------------------------------------------

Total assets                          $        724,094       725,105
-----------------------------------------------------------------------




See accompanying notes to the Interim Combined Financial Statements


                       METTLER-TOLEDO GROUP

       INTERIM COMBINED STATEMENTS OF NET ASSETS (CONTINUED)
             December 31, 1995 and September 30, 1996
                          (In thousands)

                                          December 31,    September 30,
                                               1995            1996
                                                           (unaudited)
-----------------------------------------------------------------------

LIABILITIES AND NET ASSETS

Current liabilities

Trade accounts payable                $         34,389        30,271
Accrued and other liabilities                  107,118       124,560
Taxes payable                                   11,737        21,511
Deferred taxes                                   7,698         8,183
Bank and other loans                            29,513        35,371
Notes and dividends payable to Ciba-Geigy
   and affiliates                               91,132       136,097
-----------------------------------------------------------------------

Total current liabilities                      281,587       355,993
-----------------------------------------------------------------------

Long-term debt payable to
     Ciba-Geigy and affiliates                 145,097       142,000
Long-term debt due to third parties              3,621         8,042
Long-term deferred taxes                        13,502        14,354
Other long-term liabilities                     84,303        90,063
-----------------------------------------------------------------------

Total liabilities                              528,110       610,452
-----------------------------------------------------------------------

Minority interest                                2,730         2,968
-----------------------------------------------------------------------

Net assets

Capital employed                               162,604        87,336
Currency translation adjustment                 30,650        24,349
-----------------------------------------------------------------------

Total net assets                               193,254       111,685
-----------------------------------------------------------------------

Total liabilities and net assets      $        724,094       725,105
-----------------------------------------------------------------------

See accompanying notes to the Interim Combined Financial Statements




                       METTLER-TOLEDO GROUP

             INTERIM COMBINED STATEMENTS OF OPERATIONS
           Nine Months Ended September 30, 1995 and 1996
                          (In thousands)


                                                  September 30,
-----------------------------------------------------------------------
                                               1995            1996
                                            (unaudited)    (unaudited)
-----------------------------------------------------------------------

Net sales                                  $     615,444      624,733

Cost of sales                                    371,480      374,121
-----------------------------------------------------------------------

Gross profit                                     243,964      250,612
-----------------------------------------------------------------------

Research and development expenses                 40,366       37,930
Marketing and selling expenses                   121,539      119,240
General and administrative expenses               53,516       56,405
                                                --------     --------
     Total research and development, marketing
       and selling, and general and administrative
       expenses                                  215,421      213,575

Amortization of goodwill                           1,937        2,038
Other charges                                          -        1,505
-----------------------------------------------------------------------

Income from operations                            26,606       33,494
-----------------------------------------------------------------------

Interest expense                                  13,479        12,579
Financial income, net                              5,128         1,731
-----------------------------------------------------------------------

Income before taxes and minority interest         18,255       22,646

Provision for taxes                                5,767        8,901
Minority interest                                    846          609
-----------------------------------------------------------------------

Net income                                 $      11,642       13,136
-----------------------------------------------------------------------


See accompanying notes to the Interim Combined Financial Statements


                       METTLER-TOLEDO GROUP

             INTERIM COMBINED STATEMENTS OF OPERATIONS
          Three Months Ended September 30, 1995 and 1996
                          (In thousands)


                                                     September 30,
-----------------------------------------------------------------------
                                                   1995         1996
                                               (unaudited)  (unaudited)
-----------------------------------------------------------------------

Net sales                                  $     208,451     200,931

Cost of sales                                    127,836     121,918
-----------------------------------------------------------------------

Gross profit                                      80,615      79,013
-----------------------------------------------------------------------

Research and development expenses                 13,361      12,876
Marketing and selling expenses                    40,574      37,862
General and administrative expenses               15,607      17,251
                                                  ------      -------
     Total research and development, marketing
     and selling, and general and administrative
       expenses                                   69,542      67,989

Amortization of goodwill                             649         768
Other charges                                          -       1,505

Income from operations                            10,424       8,751
-----------------------------------------------------------------------

Interest expense                                   4,762       4,233
Financial income, net                              2,726         764
-----------------------------------------------------------------------

Income before taxes and minority interest          8,388       5,282

Provision for taxes                                2,650       2,071
Minority interest                                    576          82
-----------------------------------------------------------------------

Net income                                 $       5,162       3,129
-----------------------------------------------------------------------

See accompanying notes to the Interim Combined Financial Statements



                       METTLER-TOLEDO GROUP

       INTERIM COMBINED STATEMENTS OF CHANGES IN NET ASSETS
           Nine Months Ended September 30, 1995 and 1996
                          (In thousands)



                                               Currency
                                  Capital    Translation
                                  Employed    Adjustment   Total
-----------------------------------------------------------------------
Net assets at January 1, 1995 $   218,129     10,065     228,194

Capital transactions with
   Ciba-Geigy and affiliates     (18,542)          -    (18,542)
Net income                         11,642          -      11,642
Change in currency translation
   adjustment                           -     23,715      23,715
-----------------------------------------------------------------------

Net assets at September 30, 1995  211,229     33,780     245,009
-----------------------------------------------------------------------



Net assets at January 1, 1996     162,604     30,650     193,254

Capital transactions with
   Ciba-Geigy and affiliates      (88,404)         -     (88,404)
Net income                         13,136          -      13,136
Change in currency translation
   adjustment                           -     (6,301)     (6,301)
-----------------------------------------------------------------------

Net assets at September 30,
    1996                      $    87,336     24,349     111,685
-----------------------------------------------------------------------


See accompanying notes to the Interim Combined Financial Statements


                       METTLER-TOLEDO GROUP

             INTERIM COMBINED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 1995 and 1996
                          (In thousands)

                                                     September 30,
-----------------------------------------------------------------------
                                                   1995         1996
                                               (unaudited)    (unaudited)
-----------------------------------------------------------------------

Cash flows from operating activities:

Net income                                 $    11,642        13,136
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation                                   20,708        18,630
 Amortization of goodwill                        1,865         1,972
 Amortization and write-down of
    other intangibles                               72            66
 Net (gain) loss on disposal of
    long-term assets                               271         (768)
 Deferred taxes                                 (3,038)       (1,211)
 Minority interest                                 620           272
 Increase (decrease) in cash resulting from changes in:
   Trade accounts receivable, net                1,502         9,707
   Inventories                                  (7,567)         (502)
   Other current assets                         (4,202)      (29,261)
   Trade accounts payable                         (970)       (3,525)
   Accruals and other liabilities, net          16,230        49,408
-----------------------------------------------------------------------
 Net cash provided by operating activities      37,133        57,924
-----------------------------------------------------------------------

Cash flows from investing activities:

 Proceeds from sale of property, plant
    and equipment                                1,340         1,254
 Purchase of property, plant and equipment     (11,723)      (14,985)
 Investments in other long term assets, net       (562)       (2,869)
-----------------------------------------------------------------------
 Net cash used in investing activities         (10,945)      (16,600)
-----------------------------------------------------------------------

Cash flows from financing activities:

 Repayment of third party debt                  (2,653)      (13,464)
 Ciba-Geigy debt                                  (139)      (26,589)
 Capital transactions with Ciba-Geigy          (11,830)       (7,716)
-----------------------------------------------------------------------
 Net cash used in financing activities      $  (14,622)      (47,769)
-----------------------------------------------------------------------


See accompanying notes to the Interim Combined Financial Statements


                       METTLER-TOLEDO GROUP

       INTERIM COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
           Nine Months Ended September 30, 1995 and 1996
                          (In thousands)

                                                     September 30,
-----------------------------------------------------------------------
                                                   1995         1996
                                              (unaudited)     (unaudited)
-----------------------------------------------------------------------


 Effect of exchange rate changes on cash
     and cash equivalents                  $     4,913       (1,879)

-----------------------------------------------------------------------
 Net increase (decrease) in cash and cash
     equivalents                                16,479       (8,324)

 Cash and cash equivalents:
     Beginning of period                        63,802        41,402
-----------------------------------------------------------------------
     End of period                         $    80,281        33,078
-----------------------------------------------------------------------


See accompanying notes to the Interim Combined Financial Statements


                       METTLER-TOLEDO GROUP

        NOTES TO THE INTERIM COMBINED FINANCIAL STATEMENTS
              (In thousands unless otherwise stated)


    BASIS OF PRESENTATION

    The accompanying interim combined financial statements have been prepared in accordance with United States generally accepted accounting principles on a basis which reflects the interim combined financial statements of the companies constituting the Mettler-Toledo Group ("Mettler-Toledo" or the "Group") assuming that the Group, which at September 30, 1996 was a business unit of Ciba-Geigy AG ("Ciba-Geigy"), was organized for all periods presented as a separate legal entity. Pursuant to the terms of the Stock Purchase Agreement dated
    April 2, 1996 between MT Investors Inc., AG fur Prazisionsinstrumente, and Ciba-Geigy, on October 15, 1996 Ciba-Geigy sold to MT
    Acquisition Corp. all of the capital stock and other equity instruments in the entities representing the Group.

     Footnote disclosure which would substantially duplicate the disclosure contained in the December 31, 1995 Mettler-Toledo Group combined financial statements has not been included herein. The accompanying interim combined financial statements as of September 30, 1996 and for the nine month and three month periods ended September 30, 1995 and 1996 should be read in conjunction with the December 31, 1994 and 1995 combined financial statements and the notes thereto filed by Mettler-Toledo Holding Inc. and Mettler-Toledo, Inc. under the cover of a Form 8-K dated October 30, 1996.


    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business

    The Mettler-Toledo Group is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Group also manufactures and sells certain related laboratory measurement instruments. The Group's manufacturing facilities are located in Switzerland, the United States, Germany and China.

    Inventories

    Inventories are valued at the lower of cost or market.
    Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using either the first in, first out (FIFO) or weighted average cost method. Two Companies in the U.S. use the last in, first out (LIFO) cost method.

    Inventories consisted of the following at December 31, 1995 and September 30, 1996:



                                             December 31,  September 30,
                                                 1995          1996
     ------------------------------------------------------------------

     Raw materials and parts                  $  45,523       44,563
     Work in progress                            38,191       37,102
     Finished goods                              30,149       30,278
     ------------------------------------------------------------------
                                                113,863      111,943
     LIFO reserve                                (2,877)      (2,451)
     ------------------------------------------------------------------
                                           $    110,986      109,492
     ------------------------------------------------------------------


                       METTLER-TOLEDO GROUP

  NOTES TO THE INTERIM COMBINED FINANCIAL STATEMENTS (CONTINUED)


     Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform with the 1996 presentation.

     Management representation

     The accompanying unaudited interim combined financial statements have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine month and three month periods ending September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.



Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations
    -----------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Unaudited Interim Combined Financial Statements included herein. The "Company" as used herein means Mettler-Toledo, Inc. and its subsidiaries, after giving effect on a pro forma basis to the acquisition of the Mettler-Toledo Group (the "Acquisition"), which was consummated on October 15, 1996.


General

On October 15, 1996, MT Investors Inc. ("MT Investors") through its indirect wholly owned subsidiary, MT Acquisition Corp., acquired the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") and its wholly owned subsidiary, AG fur Prazisionsinstrumente. The Acquisition of the Mettler-Toledo Group was accomplished through the purchase of all of the outstanding capital stock of Mettler-Toledo, Inc. and Mettler-Toledo Holding AG, which, together with their respective subsidiaries, constituted the entire Mettler-Toledo Group. See
"Effect of Acquisition on Results of Operations."  MT Acquisition
Corp. merged into Mettler-Toledo, Inc. on October 15, 1996 and Mettler-Toledo, Inc. thereby became a wholly owned subsidiary of Mettler-Toledo Holding Inc. Mettler-Toledo Holding Inc. has no material assets, liabilities or operations other than those that result from its ownership of 100% of the outstanding common stock of Mettler-Toledo, Inc.

The Company's results of operations reflect the combined operations of the Mettler-Toledo Group of companies owned by Ciba which have been acquired by MT Investors. Financial information is presented in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Results of Operations

Net sales were $624.7 million and $200.9 million for the nine and three month periods ended September 30, 1996, respectively, compared to $615.4 million and $208.5 million for the corresponding periods in the prior year, an increase of 2% for the nine month period and a decrease of 4% for the three month period. Results were negatively impacted in part by the strengthening of the U.S. dollar against other currencies. Net sales during the nine month period in local currencies increased 3%, primarily due to increased sales of laboratory products, while sales of industrial and food retailing products were consistent with prior year levels. Net sales in local currencies for the three month period decreased 2%, due to weak sales in Europe.

Net sales during the nine month period in Europe in local currencies decreased 1%. The weighing instrument market in Europe in 1996 was depressed, especially during the third quarter. The
Company believes, however, based upon market information available to it, that it gained market share in a competitive market, especially in the industrial and food retailing markets. Net sales during the nine month period in the Americas in local currencies increased
2%. Net sales in the nine month period in Asia and other markets in local currencies increased 11%, primarily as a result of the growing market economy in Asia. Sales in Japan, China and Singapore were above average.

Gross profit as a percentage of net sales increased to 40.1% for the nine months ended September 30, 1996, compared to 39.6% for the corresponding period in the prior year. Gross profit as a percentage of net sales increased to 39.3% for the three months ended September 30, 1996, compared to 38.7% for the corresponding period in the prior year. These results reflect the Company's ongoing productivity improvements.

In total, research and development expenses, marketing and selling expenses and general and administrative expenses as a percentage of net sales decreased to 34.2% for the nine months ended September 30, 1996, compared to 35.0% for the corresponding period in the prior year, as a result of the Company's continuing efforts to control costs. In total, research and development expenses, marketing and selling expenses and general and administrative expenses increased to 33.8% for the three month period ended September 30, 1996, compared to 33.4% for the corresponding period in the prior year, as a result of lower sales. Income from operations was $33.5 million for the nine months ended September 30, 1996, compared to $26.6 million for the corresponding period in the prior year. Income from operations was $8.8 million for the three months ended September 30, 1996, compared to $10.4 million for the corresponding period in the prior year. In the third quarter of 1996, the Company recorded a charge of approximately $1.5 million to reflect the costs associated with the closing of its Westerville, Ohio facility.

Interest expense decreased to $12.6 million for the nine months ended September 30, 1996, compared to $13.5 million for the corresponding period in the prior year. Interest expense decreased to $4.2 million for the three months ended September 30, 1996, compared to $4.8 million for the corresponding period in the prior year. Interest expense following the Acquisition will be materially different. See "Effect of Acquisition on Results of Operations." Net financial income decreased to $1.7 million for the nine months ended September 30, 1996, compared to $5.1 million for the corresponding period in the prior year principally as a result of foreign currency transactions. Net financial income decreased to $0.8 million for the three months ended September 30, 1996, compared to $2.7 million for the corresponding period in the prior year as a result of lower interest income.

Net income increased to $13.1 million for the nine months ended September 30, 1996, compared to $11.6 million for the corresponding period in the prior year. Net income decreased to $3.1 million for the three months ended September 30, 1996, compared to $5.2 million for the corresponding period in the prior year. The 1996 figure reflects the $1.5 million charge associated with the closing of the Westerville, Ohio facility.

Liquidity and Capital Resources

The Company's cash and other liquidity has historically been used to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition, annual interest expense of approximately $38.0 million associated with borrowings of approximately $315.0 million under the Credit Agreement (as defined below) and $135.0 million under the Company's 9 3/4% Senior Subordinated Notes due 2006 (the "Notes"), as well as scheduled principal payments of term loans under the Credit Agreement, will significantly increase liquidity requirements. See "Effect of Acquisition on Results of Operations."

The Credit Agreement entered into in connection with the Acquisition (the "Credit Agreement") provides for term loan borrowings in an aggregate principal amount of approximately $147.0 million and SFr 125.0 million ($99.6 million at September 30, 1996) that will mature in 2002, 2003 and 2004 and a revolving credit facility with availability of $140.0 million of which approximately $60.0 million was drawn down in connection with the Acquisition.
An additional $90.0 million is available to the Company thereafter under the revolving credit facility and local working capital facilities. The revolving credit facility matures in 2002 and includes letter of credit and swingline subfacilities. Mandatory prepayments are required to be made in certain circumstances with the proceeds of assets sales or issuances of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants.

The Notes will mature in 2006. The Notes may be required to be purchased by the Company upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Credit Agreement. The indenture governing the Notes (the "Indenture") imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens and engage in certain other activities.

Under the Credit Agreement and the Indenture, Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding Inc., subject to certain limited exceptions.

The Company currently believes that cash flow from operating activities, together with borrowings available under the Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements as well as debt service requirements for at least several years, but there can be no assurance that this will be the case.

Effect of Currency on Results of Operations

The Company's operations are conducted by subsidiaries in many countries, and the results of operations and the financial position of each of those subsidiaries is reported in the relevant foreign currency and then translated into U.S. dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in U.S. dollars can vary significantly as a result of changes in currency exchange rates.

Swiss franc-denominated costs represent a much greater percentage of the Company's total expenses than Swiss franc-denominated sales represent of total sales. In general, an appreciation of the Swiss franc has a negative impact on the Company's results of operations and a depreciation of the Swiss franc has a positive impact on the Company's results of operations. The effect of these changes generally offsets in part the effect on income from operations of changes in exchange rates between the U.S. dollar and other currencies described in the preceding paragraph. If the prior periods' currency exchange rates had remained in effect, income from operations would have been $0.6 million lower in the first nine months of 1996 and $0.8 million lower in the three month period ended September 30, 1996.

Effect of Acquisition on Results of Operations

As a result of the Acquisition, the Company has, in accordance with U.S. GAAP relating to purchase accounting rules, adjusted to fair value the Company`s assets and liabilities which, on a pro forma basis, would have resulted in increased amortization estimated to be $2.4 million for the first nine months of 1996. In addition, as part of the Acquisition, the Company has incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $15.0 million for the first nine months of 1996, on a pro forma basis. The Company estimates that it will incur approximately $2.3 million annually in additional general and administrative expenses as a result of being an independent company, including an annual management fee of $1.0 million to be paid to AEA Investors Inc. The Acquisition would have resulted in a decrease in the Company's provision for income taxes of $6.0 million for the first nine months of 1996, on a pro forma basis.
As a result of the above adjustments, on a pro forma basis, the Company would have reported a net loss of $1.3 million for the first nine months of 1996, as compared to its historical net income of $13.1 million. See Part II, Item 5 for an unaudited pro forma statement of operations.

Cautionary Statement

Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's international operations, such as currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers; risks associated with competition and technological innovation by competitors; general economic conditions and conditions in industries that use the Company's products, especially the pharmaceutical and chemical industries, and risks associated with the Company's growth strategy, including investments in emerging markets. For a more detailed discussion of these factors, see the Company's Prospectus dated October 4, 1996.

                    Part II.  OTHER INFORMATION


Item 5.  Other Information
--------------------------

The following table presents the unaudited pro forma combined statement of operations of the Mettler-Toledo Group for the nine months ended September 30, 1995 and 1996, assuming the Acquisition occurred on January 1, 1995.

                                                   Pro Forma
                                                 Nine Months Ended
                                                  September 30
                                                 (In thousands)
                                               1995          1996
                                             -----------  -----------
 Net sales.............................       $  615,444    624,733
 Cost of sales.........................          369,530    376,071
                                             -----------  -----------
    Gross profit.......................          245,914    248,662
                                             -----------  -----------

 Research and development expenses.....           39,466     37,030
 Marketing and selling expenses........          119,664    117,365
 General and administrative expenses...           53,741     56,630
                                             -----------  -----------
    Total research and development,
    marketing and selling, and general
    and administrative expenses........          212,871    211,025

 Amortization of goodwill..............            4,436      4,436
 Other charges.........................                -      1,505
                                             -----------  -----------
    Income from operations.............           28,607     31,696
 Interest expense......................           28,469     28,469
 Financial income (expense), net.......            1,316     (1,082)
                                             -----------  -----------
   Income before taxes and minority
   interest............................            1,454      2,145

 Provision for taxes...................            2,419      2,872

 Minority interest.....................              846        609
                                             -----------  -----------

   Net loss............................       $   (1,811)    (1,336)
                                             ===========  ===========


In addition, in accordance with U.S. GAAP, the Company has allocated a portion of the purchase price to in-process research and development projects that have economic value and to inventories. Approximately $120.0 million has been allocated to in-process research and development and has been charged to expense in the fourth quarter of 1996. Approximately $21.0 million has been allocated to the revaluation of inventories and will be charged to cost of sales over the period in which the inventories are sold, which is expected to be in the fourth quarter of 1996. These charges are not reflected in the above table due to their unusual, non-recurring nature.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)   Exhibits

         3(i)    Articles of Incorporation of Mettler-Toledo,
                 Inc., filed October 15, 1996

          27.    Financial Data Schedule

   (b)    Reports on Form 8-K

     The Company filed a report on Form 8-K on October 30, 1996 to report the consummation of the acquisition of the Mettler-Toledo Group on October 15, 1996. The Form 8-K attached and incorporated by reference to the Company's final prospectus filed pursuant to Rule 424(b) and consistituting part of the Registration Statement, as amended on Form S-1 (Commission File No. 333-09621), the financial statements and pro forma financial information required by Item 7(a) -- "Financial Statements" and Item 7(b) -- "Pro Forma Financial Information."

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              Mettler-Toledo, Inc.

Date:  November 14, 1996      By:  /s/ Robert F. Spoerry
                                 -------------------------
                                 Robert F. Spoerry
                                 President and Chief
                                   Executive Officer



                           EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT         SEQUENTIAL PAGE NO.
-----------       ----------------------         --------------------
Item 3(i)         Articles of Incorporation of
                  Mettler-Toledo, Inc., filed
                  October 15, 1996                21

Item 27.          Financial Data Schedule         23



                                                       EXHIBIT 3(i)




                   CERTIFICATE OF INCORPORATION

                                OF

                       METTLER-TOLEDO, INC.


          Mettler-Toledo, Inc., a corporation organized and

existing under the laws of the State of Delaware, does hereby certify:

          FIRST:   The name of the Corporation is

                   METTLER-TOLEDO, INC.

          SECOND:  The address of the Corporation's registered

office in the State of Delaware is Corporation Trust Center, 1209

Orange Street, in the City of Wilmington, County of New Castle.

The name of its registered agent at such address is The Corporation

Trust Company.

          THIRD:   The purpose of the Corporation is to engage in

any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

          FOURTH:  The total number of shares of stock which the

Corporation shall have authority to issue is One Thousand (1,000)

shares of Common Stock, and the par value of each such share is One

Dollar ($1.00).

          FIFTH:   Elections of directors need not be by ballot

unless the By-Laws of the Corporation shall so provide.

          SIXTH:   The Board of Directors of the Corporation may

make By-Laws and from time to time may alter, amend or repeal By-

Laws.

          SEVENTH: To the fullest extent permitted by the Delaware

General Corporation Law as the same exists or may hereafter be amended, a Director of the Corporation shall not be liable to the

Corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director.




                                                         EXHIBIT 27