Form 10-Q/A
period 1996-09-30
MT ACQUISITION CORP
filed 1996-11-21
CIK 822226

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q/A-2


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


                       METTLER-TOLEDO, INC.

              INDEX TO QUARTERLY REPORT ON FORM 10-Q/A-2


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

Effect of Acquisition on Results of Operations

As a result of the Acquisition, the Company has, in accordance with U.S. GAAP relating to purchase accounting rules, adjusted to fair value the Company`s assets and liabilities which, on a pro forma basis, would have resulted in increased amortization estimated to be $2.4 million for the first nine months of 1996. In addition, as part of the Acquisition, the Company has incurred additional debt, which would have resulted in a net increase in interest expense, including amortization of debt issuance costs and other fees, in the amount of $15.0 million for the first nine months of 1996, on a pro forma basis. The Company estimates that it will incur approximately $2.3 million annually in additional general and administrative expenses as a result of being an independent company, including an annual management fee of $1.0 million to be paid to AEA Investors Inc. The Acquisition would have resulted in a decrease in the Company's provision for income taxes of $4.6 million for the first nine months of 1996, on a pro forma basis.
As a result of the above adjustments, on a pro forma basis, the Company would have reported net income of $1.1 million for the first nine months of 1996, as compared to its historical net income of $13.1 million. See Part II, Item 5 for an unaudited pro forma statement of operations.

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

                                                   Pro Forma
                                                 Nine Months Ended
                                                  September 30
                                                 (In thousands)
                                               1995          1996
                                             -----------  -----------
 Net sales.............................       $  615,444    624,733
 Cost of sales.........................          369,530    372,171
                                             -----------  -----------
    Gross profit.......................          245,914    252,562
                                             -----------  -----------

 Research and development expenses.....           39,466     37,030
 Marketing and selling expenses........          119,664    117,365
 General and administrative expenses...           53,741     56,630
                                             -----------  -----------
    Total research and development,
    marketing and selling, and general
    and administrative expenses........          212,871    211,025

 Amortization of goodwill..............            4,436      4,436
 Other charges.........................                -      1,505
                                             -----------  -----------
    Income from operations.............           28,607     35,596
 Interest expense......................           28,469     28,469
 Financial income (expense), net.......            1,316     (1,082)
                                             -----------  -----------
   Income before taxes and minority
   interest............................            1,454      6,045

 Provision for taxes...................            2,419      4,336


 Minority interest.....................              846        609
                                             -----------  -----------

   Net income (loss)...................       $   (1,811)     1,100
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

                              Mettler-Toledo, Inc.

Date:  November 21, 1996      By:  /s/ Robert F. Spoerry
                                 -------------------------
                                 Robert F. Spoerry
                                 President and Chief
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